Form 10-Q
period 2015-09-30
IMC Holdings, Inc.
filed 2015-11-12
CIK 1587063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September, 2015

OR

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-55433

IMC HOLDINGS, INC.

Nevada	45-3119793
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

12121 Jones Rd.
Houston, Texas	77070
(Address of principal executive offices)	(Zip Code)

(858) 518-0447

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 12, 2015 the registrant had 33,500,000 shares of common stock outstanding.

IMC Holdings, Inc.
INDEX TO FORM 10-Q

2

PART I

ITEM 1. FINANCIAL STATEMENTS

IMC HOLDINGS INC.

 Financial Statements

For the three and nine months ended September 30, 2015

3

IMC HOLDINGS INC.

IMC HOLDINGS INC.
BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$7,148	$7,178
Total current assets	7,148	7,178

Property and equipment, net	0	0

Licenses, net	13,120	14,551
Total assets	20,268	21,729

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued liabilities	$214,807	$123,803
Advance from related party	65,595	65,595
Total current liabilities	280,402	189,398

Commitments and contingencies
Stockholders' Deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2015 and December 31, 2014 respectively	-	-
Common stock, $0.001 par value, 125,000,000 shares authorized, 33,500,000 shares issued and outstanding at September 30, 2015 and December 31, 2014 respectively	33,500	33,500
Additional paid in capital	8,550	8,550
Retained Deficit	(302,184)	(209,719)
Total stockholders' deficit	(260,134)	(167,669)
Total liabilities and stockholders' deficit	$20,268	$21,729

"See accompanying notes to financial statements."

IMC HOLDINGS INC.
STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2015	For the three months ended September 30, 2014	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$0	$0	$0	$0

Operating expenses
Depreciation and amortization	477	673	1,431	2,020
General and administrative	35,750	24,750	86,121	74,250
Total operating expenses	36,227	25,423	87,552	76,270

Loss from continuing operations	(36,227)	(25,423)	(87,552)	(76,270)

Other income (expense)
Interest expense	(1,640)	(1,640)	(4,913)	(4,920)
Total other income (expense)	(1,640)	(1,640)	(4,913)	(4,920)

Loss from continuing operation before income tax	(37,867)	(27,063)	(92,465)	(81,190)

Provision for tax	0	0	0	0

Net loss	$(37,867)	$(27,063)	$(92,465)	$(81,190)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	33,500,000	25,500,000	33,500,000	25,500,000

"See accompanying notes to financial statements."

IMC HOLDINGS INC.
STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(92,465)	$(81,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,431	2,020
Stock issued for services	0	0
Increase in current liabilities:	0	0
Accrued liabilities	91,004	79,170
Net cash used in operating activities	(30)	0

Cash flows from investing activities:
None	0	0
Total	0	0

Cash flows from financing activities:
None	0	0
Net cash provided by financing activities	0	0

Net increase in cash and cash equivalents	(30)	0

Cash and cash equivalents, beginning balance	7,178	7,348

Cash and cash equivalent, ending balance	$7,148	$7,348

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$0	$0
Cash paid for interest	$0	$0

Supplemental disclosures of non-cash investing and financing activities:
None	$0	$0

"See accompanying notes to financial statements."

IMC HOLDINGS INC.

Notes to Financial Statements

As of September 30, 2015

NOTE 1 – NATURE OF OPERATIONS

As used herein and except as otherwise noted, the term "Company", "it(s)", "us" and "IMC" shall mean IMC Holdings Inc., a Nevada corporation.

IMC Holdings LLC, a Texas limited liability company (the "LLC"), was formed under the laws of Texas on August 10, 2005. The LLC did not start any operations until after its merger with IMC Holdings Inc., a Nevada corporation (the "Company"). The Company was formed and incorporated under the laws of Nevada on August 26, 2011. On August 13, 2012, the Company's merger with the LLC became effective and the LLC ceased its minimal operations. Prior to the merger, the Company had no business operations, other than maintaining its good standing as a Nevada corporation. Pursuant to the merger, the Company issued 1,000,000 shares of common stock in exchange for all units outstanding of the LLC on such date.

The Company obtained the rights to a comprehensive electronic medical practice management and electronic medical records software package from Z Healthcare Management, LP, a Texas limited partnership, a related party. The software is designed to support a full range of medical practices and medical specialties allowing physicians, group plans and healthcare organizations to improve patient care, streamline workflow and meet objectives while cutting costs, improving productivity and maximizing profits.

The Company's fiscal year end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company's financial statements. The financial statements and notes are the representation of IMC Holdings, Inc. management who is responsible for their integrity and objectivity. The financial statements of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of its assets acquired and liabilities assumed in business transactions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

IMC HOLDINGS INC.

Notes to Financial Statements

As of September 30, 2015

Property and Equipment

Property and equipment consists of furniture and office equipment which is recorded at cost and is depreciated on a straight-line basis over its estimated useful life of three years.

Long-lived Assets

In accordance with ASC 360, "Property, Plant, and Equipment", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. Through September 30, 2015, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company's products or services will continue which could result in an impairment of long-lived assets in the future.

Intangible Assets

Intangible Assets are stated at cost, less accumulated amortization. Amortization is provided using the straight-line method over the estimated useful life of ten years. The Company periodically reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. No impairment charge was recorded for the nine months ended September 30, 2015 and for the two year period ended December 31, 2014 and 2013, respectively.

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

IMC HOLDINGS INC.

Notes to Financial Statements

As of September 30, 2015

The Company's financial instruments consist principally of cash, accounts payable and accrued liabilities. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. The Company had no financial assets or liabilities carried and measured on a non-recurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

Revenue Recognition

The Company expects to recognize revenues when persuasive evidence of an arrangement exists, collectability of arrangement consideration is reasonably assured, the arrangement fees are fixed or determinable and delivery of the product or service has been completed. If at the outset of an arrangement, the Company determines that the collectability is not reasonably assured, revenue is deferred until the earlier of when collectability becomes probable or the receipt of payment. If there is uncertainty as to the customer's acceptance of the Company's deliverables, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period. If at the outset of the arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes estimable, assuming all other revenue recognition criteria have been met.

In October 2009, the Financial Accounting Standards Board (FASB) issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance requires the use of management's best estimate of selling price for the deliverables in an arrangement when vendor specific objective evidence, vendor objective evidence or third party evidence of the selling price is not available. In addition, excluding specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method.

To the extent the Company sells products that may consist of multiple deliverables the revenue recognition is subject to specific guidance. A multiple-deliverable arrangement is separated into more than one unit of accounting if the following criteria are met:

•	The delivered item(s) has value to the client on a stand-alone basis; and
•

If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company's control.

If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each element and there is a relative selling price for all units of accounting in arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit's relative selling price.

IMC HOLDINGS INC.

Notes to Financial Statements

As of September 30, 2015

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At September 30, 2015 and December 31, 2014 there were no potentially dilutive common shares outstanding during the period.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company follows the provisions of ASC 740-10, "Accounting for Uncertain Income Tax Positions." When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Business segments

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has oneoperating segment as of September 30, 2015.

Off-balance sheet arrangements

The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities.

IMC HOLDINGS INC.

Notes to Financial Statements

As of September 30, 2015

Recent Accounting Pronouncements

On June 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. The Company has elected early adoption of this new standard.

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	9/30/2015	12/31/2014
Furniture and equipment	$3,770	$3,770
Less: accumulated depreciation	(3,770)	(3,770)
Total	$0	$0

Depreciation expense was $0 for the nine months ended September 30, 2015 and 2014.

NOTE 4 – SOFTWARE LICENSE

On August 20, 2010, IMC Holdings LLC entered into a Technology License Agreement with Z Healthcare Management LP ("ZHM"), a related party, to exclusively market, sell, and sub-license software products and ancillary products developed by ZHM to healthcare organizations and operations worldwide, subject to a reservation of rights to use and license the software to any entity that is owned or controlled by Robert Zayas, the President and Chief Executive Officer of the Company. Upon the completion of merger of IMC Holdings LLC with and into IMC Holdings, Inc., the Technology License Agreement became null and void. On September 1, 2012, the Company re-entered into a Technology License Agreement (the "Software License") with ZHM. The Software License granted the Company the exclusive right to market, sell, and sub-license software products and ancillary products developed by ZHM to healthcare organizations and operations worldwide, subject to a reservation of rights to use and license the software to any entity that is owned or controlled by Robert Zayas, the President and Chief Executive Officer of the Company. In exchange for licensing the Software License, the Company issued 19,000,000 common shares to ZHM at par value of $0.001 of $19,000, which was the previously agreed upon valuation price with IMC Holdings LLC for the Software License. In consideration of Software License, the Company agreed to pay to ZHM, a royalty of 12.5% of the net sales price of software sold or sub-licensed, and a royalty of 4% of net sales generated from the services related to the software products. Royalties shall be paid to ZHM quarterly, not more than forty-five days after the end of the calendar quarters. Royalties shall be payable when the licensed products have been invoiced or shipped by the Company. To date, no royalty amount is due or accrued.

IMC HOLDINGS INC.

Notes to Financial Statements

As of September 30, 2015

If the Company does not pay to ZHM any of the payments required on time, an additional 1% per month of any unpaid balance will be paid as penalty for late payment. In the event that the total royalties for a calendar year or four successive calendar quarters be less than the $99,000 minimum required royalty payable to ZHM, the Company shall to pay a minimum license fee equal to the difference between the minimum royalty payable and the actual royalty payments made. In the event that the Company does not fulfill its minimum royalty obligations and does not elect to pay the minimum required royalty, ZHM shall have the right to consider such failure as constituting a material breach of the Software License, and ZHM may elect to terminate the Agreement. The first year of minimum required royalty obligation of $99,000 shall be on or after the forty five days after the end of the fourth quarter of year 2014.

The Company has capitalized costs of acquiring the rights to use Software Licenses for a ten year period which consisted of the following at:

	9/30/2015	12/31/2014
Software license	$19,000	$19,000
Less: accumulated amortization	(5,880)	(4,449)
Total	$13,120	$14,551

The Company amortizes the Software License costs using the straight line method over the estimated useful life of ten years. The Company recorded an amortization expense of $1,431 and $1,431 for the nine months ended September 30, 2015 and 2014.

NOTE 5 – RELATED PARTY TRANSACTIONS

On May 1, 2014, the Company issued 3,000,000 shares of its common stock at par value to General Pacific Partners as payment for consulting services. Shares issued were valued at the par (nominal) value of $0.001 per share or $3,000.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Pursuant to terms of the Software License agreement originally dated September 1, 2012, the Company is obligated to a pay $99,000 minimum required royalty to ZHM. In the event that the total royalties for a calendar year or four successive calendar quarters be less than the $99,000 minimum required royalty to ZHM, the Company shall have the right to pay a minimum license fee equal to the difference between the minimum royalty and the actual royalty payments made. The first year of the minimum $99,000 required royalty obligation shall be on or after the forty five days after the end of the fourth quarter of year 2014.

Total minimum Software License commitments of the Company at September 30, 2015 are as follows:

For the year ended December 31,	Amount
2015	$24,750
2016	99,000
2017	99,000
2018	99,000
2019	99,000
Total	$420,750

IMC HOLDINGS INC.

Notes to Financial Statements

As of September 30, 2015

NOTE 7 – EQUITY TRANSACTIONS

On May 1, 2014, the Company issued 3,000,000 shares of its common stock to General Pacific Partners as compensation for consulting services.

The Company has not established a stock option plan nor has issued any stock options and warrants outstanding as of September 30, 2015.

As a result of all common stock issuances as of September 30, 2015, the Company had 33,500,000 shares of common stock issued and outstanding.

NOTE 8 – NET INCOME (LOSS) PERSHARE

The following table sets forth the information used to compute basic and diluted net income per share attributable to IMC Holdings, Inc. for the nine months ended September 30, 2015 and 2014:

	30-Sep-15	30-Sep-14
Net Income (Loss)	$(92,465)	$(81,190)

Weighted-average common shares outstanding basic:

Weighted-average common stock	33,500,000	33,510,690
Equivalents
Stock options	0	0
Warrants	0	0
Convertible Notes	0	0
Weighted-average common shares
outstanding- Diluted	33,500,000	33,510,698

NOTE 9 – INCOME TAXES

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate of 34% to the income taxes reflected in the Statements of Operations:

	9/30/2015	12/31/2014
Tax expense at statutory rate - federal	-34%	-34%
State tax expense, net of federal benefit	0%	0%
Valuation allowance	34%	34%
Tax expense at actual rate	0%	0%

IMC HOLDINGS INC.

Notes to Financial Statements

As of September 30, 2015

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at September 30, 2015 and December 31, 2014 are as follows:

Deferred tax assets and liabilities:	9/30/2015	12/31/2014
Net operating loss carryforward	$302,184	$209,719
Valuation allowance	(302,184)	(209,719)
Net deferred tax asset	$0	$0

Deferred income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

At September 30, 2015 and December 31, 2014, the Company had deferred tax assets of approximately $102,742 and $71,304 which begin to expire in 2033. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance for the nine months ended September 30, 2015 and the years ended December 31, 2014 was an increase of $31,438 and $39,583, respectively.

In the normal course of business, the Company's income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740-10-15. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company's financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of tax years 2014 and 2013 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

NOTE 10 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has limited operations and consistently incurred operating losses, and as of September 30, 2015 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's capital requirements will depend on many factors including the success of the Company's development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

IMC HOLDINGS INC.

Notes to Financial Statements

As of September 30, 2015

NOTE 11 – CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2015. The Company's bank balances did not exceed FDIC insured amounts as of September 30, 2015.

NOTE 12 – SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions that occurred through the date and time our financial statements were issued for potential recognition or disclosure in the accompanying financial statements. We did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

ITEM 2. DESCRIPTION OF BUSINESS

General

The Company was originally formed as IMC Holdings, LLC, a Texas limited liability company ("LLC") on August 10, 2005 and operated as an LLC. On August 13, 2012, the LLC merged with and into IMC Holdings Inc. (the "Merger"). IMC Holdings Inc. was incorporated under the laws of the State of Nevada on August 26, 2011. Prior to the merger, IMC Holdings, LLC had minimal business operations other than maintaining its good standing in the state of Texas. Pursuant to the Merger, 1,000,000 shares of common stock of the Company were issued to Robert Zayas, M.D. in exchange for all of the membership interests in IMC Holdings, LLC.

As a result of the Merger, the license agreement between Z Healthcare Management LP, a Texas limited partnership ("ZHM")and the LLC became null and void and, thus, shortly after the Merger, on September 1, 2012, IMC Holdings Inc. obtained the rights to license (the "License") the software owned by ZHM whose General Partner is Z Healthcare Systems, Inc., a Texas corporation and whose majority shareholder is Robert Zayas, M.D, (also known as Roberto Zayas Jr., M.D.) the majority shareholder, President and a director of the Company. On September 1, 2012, in exchange for the License, the Company issued 19,000,000 common shares to ZHM, which was the previously agreed upon valuation with the LLC for the License.

The Company presently has limited capital resources to enable it to fund its planned operations. We anticipate that we have the ability to fund our operations for a period of 3 months. However, this will not allow us to roll-out the implementation of our software products in the marketplace. To do that we will need an estimated $500,000.

Products

The License enables IMC to sub-license a comprehensive electronic medical practice management (EPM) and electronic medical records (EMR) software package (the "Software"). The Software is designed to support a full range of medical practices and medical specialties, allowing physicians, groups, plans and healthcare organizations to improve patient care, streamline work flow and meet objectives while cutting costs, improving productivity and maximizing profits. The Software provides a potential licensee with scheduling, registration, custom reporting, billing, collections, and the ability to electronically manage medical records. Also, the data obtained from the use of the Software may be used for outcomes analysis and to track marketing in a medical practice. The Software can be customized, using many medical specialty specific templates available within the Software. Customization services are offered by IMC or the licensee may choose to customize the Software using its own resources.

The EMR part of the software, streamlines and digitizes all aspects of the documentation of patient care. The EPM system integrates with EMR seamlessly and electronically facilitates the use of that data with the requirements of billing, collections, claims, scheduling, reports, lab results, imaging, referrals and other clinical and practice procedures, as well as payroll services, online banking, accounting and bank account reconciliation. The Software provides a level of connectivity that allows access across physical locations and staff functions, improves the speed and quality of patient care and provides a high level of accuracy.

The Software provides data displays that are viewer "friendly", which we believe is in keeping with the progression of the natural workflow to which medical office workers have become accustomed. The Software minimizes the number of "click-throughs" to key functions, thereby increasing efficiency. The Software's data mining capabilities are designed to group and make accessible information we believe has not been previously available, enabling more effective treatment protocols and outcome studies to be undertaken.

The Software also provides an integrated system that links all the functions of the front office, back office, collections and billing (collectively the "Modules" and individually a "Module") while also providing each Module's the ability to be used independently. This, combined with the Software's, what we call "Decision Tree" design intelligence, allows for increased functionality and flexibility. "Decision Trees" are set up as snapshots of procedures, workflow and decision flow charts and are adapted to suit the specific requirements of different specialties or applications. With the flexibility of our Software and Decision Tree design intelligence, we aim to provide a useful tool for clinics to enhance their own programs and product lines by cutting costs and improving service.

Our License

During the past several years Dr. Zayas, has created and developed the software we have licensed. In August, 2010, Dr. Zayas assigned the software to Z Healthcare Management, LP, ("ZHM") our licensor. The License grants us the exclusive right to market, sell, and sub-license the software products and ancillary materials to healthcare organizations and operations worldwide, subject to a reservation of rights to use and license the Software to any entity that is owned or controlled by Dr. Zayas. In consideration for the granting of the License, we have agreed to pay to ZHM a royalty fee of 12.5% of the Net Sales Price of all Software sold or licensed and a royalty of 5% of all revenues earned by us for services related to the Software. There is no minimum royalty that must be paid, except that commencing on the second anniversary of the License period, a minimum payment of $99,000 per the completion of four consecutive quarters in lieu of royalties must be paid. The License has a term of month to month.

The Software is defined as "all software, computer programs, documentation and materials in and arising from the Software". The "related services" are defined as "all services, including training and maintenance, associated with or intended for the Software and related technology".

The License further provides that:

☐	The Licensor is not responsible for maintenance and support, but if maintenance and support is requested, the Licensor may supply same at market rates.

☐

We may develop separate documentation and related software materials (including user manuals) for the benefit of sub-licensees and for our sales and marketing efforts. Licensor shall in good faith provide reasonable assistance to us for such development efforts. Licensor may, however, charge us for employee or contractor man-hours incurred by Licensor during such assistance.

☐	Licensor has no obligation to create, but we have right to obtain all released versions and revisions and to have it transfer to us.

☐	Customization of the Software shall be our responsibility. Any arrangement placing customization and related programming work responsibilities on ZHM shall be negotiated separately and in good faith.

☐	No Training: all training shall be the responsibility of Licensee. Any arrangement regarding training assistance from ZHM shall be negotiated separately and in good faith.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of certain factors affecting Registrant's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein under Item 7 below.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Registrant's future profitability; the uncertainty as to the demand for Registrant's services; increasing competition in the markets that Registrant conducts business; the Registrant's ability to hire, train and retain sufficient qualified personnel; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth.

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Results of Operations

The Company intends to operate its business primarily through its parent company, as described above, as well as entities that may be formed or acquired in the future.

Results of Operations 2015-2014

Analysis of the three months ended September 30, 2015 and 2014.

Revenues

For the three months ended September 30, 2015 we had $0 in revenue and $0 in revenue for the quarter ending September 30, 2014.

Cost of Sales

For the three months ended September 30, 2015 we had $0 in cost of revenue and $0 in cost of revenue for the quarter ending September 30, 2014.

Operating Expenses

Operating expense increased to $36,277 for the three months ended September 30, 2015 from $25,423 for the three months ended September 30, 2014, an increase of $10,854. This increase resulted from the costs associated with the preparation and filing of a registration statement with the Securities and Exchange Commission.

Other income and expenses

Other items had a net expense of $1,640 for the three months ended September 30, 2015 as compared to net other expense of $1,640 for the three months ended September 30, 2014. In both periods the expense was due to interest accruals.

Net income (loss)

Net Income (loss) increased to a loss of $ 37,867 for the three months ended September 30, 2015 from a net loss of $27,063 for the three months ended September 30, 2014, an increase of $10,804. The three month increase was mostly related to operating expenses noted above.

Analysis of the nine months ended September 30, 2015 and 2014.

Revenues

For the nine months ended September 30, 2015 we had $0 in revenue and $0 in revenue for the nine months ending September 30, 2014.

Cost of Sales

For the nine months ended September 30, 2015 we had $0 in cost of revenue and $0 in cost of revenue for the nine months ending September, 2014.

Operating Expenses

Operating expense increased to $87,552 for the nine months ended September 30, 2015 from $76,270 for the nine months ended September 30, 2014, an increase of $11,282. This increase resulted from the costs associated with the preparation and filing of a registration statement with the Securities and Exchange Commission.

Other income and expenses

Other items decreased to a net expense of $4,4913 for the nine months ended September 30, 2015 from net other expense of $4,920 for the nine months ended September 30, 2014, resulting in a total net other item decrease of $7. This was the net effect of a decrease in interest expense recorded by the Company.

Net income (loss)

Net Income (loss) increased to a loss of $92,465 for the nine months ended September 30, 2015 from a net loss of $81,190 for the nine months ended September 30, 2014, an increase of $11,275. The nine months increase was mostly related to operating expenses noted above.

Liquidity and Capital Resources

On September 30, 2015 we had cash and cash equivalents totaling $7,148. At this time, those balances were not sufficient to fund our operations for extended periods into the future.

We continually seek additional opportunities through potential acquisitions or investments. Our working capital and additional funding requirements will depend upon numerous factors to be determined on a case by case basis as these opportunities arise.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. In preparing our financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. Actual results may differ from those estimates under different assumptions or conditions. We believe that the following represents our critical accounting policies:

•

Going concern. Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2014 with respect to this uncertainty. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our carrying values of cash, marketable securities, accounts payable, accrued expenses and debt are a reasonable approximation of their fair value. The estimated fair values of financial instruments have been determined by us using available market information and appropriate valuation methodologies. We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of September 30, 2015. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company's limited resources and limited number of employees, management concluded that, as of September 30, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this quarterly report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations

Our management, including our Principal Executive Officer/Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

1)

Because of the Company's small number of people and its inherent limitations, internal control over financial reporting still may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

2)

The Company does not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management's view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company's financial statements.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to the items stated above, resulting from the Company's limited resources and personnel.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company currently has no open or pending legal proceedings. In addition management is unaware of any pending situations that could eventually lead to legal proceedings. All prior legal proceedings have been settled and the Company currently still has small liabilities outstanding with the total amounts due recorded as liabilities in the included financial statements.

ITEM 1A. RISK FACTORS

We are a "smaller reporting Company" as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act") and are not required to provide information under this item.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

(b) Reports on Form 8-K.

None

EXHIBIT NO.	DESCRIPTION

3(i)	*Articles of Incorporation as amended

3(vi)	*Bylaws

21	Subsidiaries

CERTIFICATIONS

31.1	Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

________________

* Incorporated herein by reference from filings previously made by the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of November, 2015.

IMC Holdings, Inc.

Signature	Title

/s/ Robert Zayas, M.D.	President and Chief Financial Officer
Robert Zayas, M.D.

