Form 10-K
period 2015-12-31
IMC Holdings, Inc.
filed 2016-04-14
CIK 1587063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number 000-55433

IMC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3119793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12121 Jones Rd. Houston, TX	77090
(Address of principal executive offices)	(Zip Code)

(858) 518-0447

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.001 par value	N/A

Indicate by check mark if a registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: The Registrant's common stock was not trading as of June 30, 2015 nor at any time since then.

As of April 12, 2016, there were 33,500,000 shares of the issuer's $0.001 par value common stock issued and outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

The Company is a development stage company that is in the process of implementing its business plan, but has had no revenues to date. We are not a blank check company and have no plans or intention to engage in a merger or acquisition with an unidentified company, companies, entity or person, nor do we nor any of our affiliates intend for the Company, once it is publicly traded, to be used as a vehicle for some other private company to become a publicly traded company.

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

As a result of the Merger, the license agreement between Z Healthcare Management LP, a Texas limited partnership ("ZHM") and the LLC became null and void and, thus, shortly after the Merger, on September 1, 2012, IMC Holdings Inc. obtained the rights to license (the "License") the software owned by ZHM whose General Partner is Z Healthcare Systems, Inc., a Texas corporation and whose majority shareholder is Robert Zayas, M.D, (also known as Roberto Zayas Jr., M.D.) the majority shareholder, President and a director of the Company. On September 1, 2012, in exchange for the License, the Company issued 19,000,000 common shares to ZHM, which was the previously agreed upon valuation with the LLC for the License.

DESCRIPTION OF OUR PRODUCTS AND SERVICES

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

The License further provides that:

•	The Licensor is not responsible for maintenance and support, but if maintenance and support is requested, the Licensor may supply same at market rates.

•

We may develop separate documentation and related software materials (including user manuals) for the benefit of sub-licensees and for our sales and marketing efforts. Licensor shall in good faith provide reasonable assistance to us for such development efforts. Licensor may, however, charge us for employee or contractor man-hours incurred by Licensor during such assistance.

•	Licensor has no obligation to create, but we have right to obtain all released versions and revisions and to have it transfer to us.

•	Customization of the Software shall be our responsibility. Any arrangement placing customization and related programming work responsibilities on ZHM shall be negotiated separately and in good faith.

•	No Training: all training shall be the responsibility of Licensee. Any arrangement regarding training assistance from ZHM shall be negotiated separately and in good faith.

The Industry

Development of the Market

Electronic medical records (EMRs) automate the clinical operations of healthcare providers. They provide digital storage of patient charts, and include functionality to track patient demographics, histories, SOAP notes, medications, test results and more.

Electronic Medical Practice Management (EPMs) is, in effect, the back office of a medical practice, coordinating scheduling, billing, collections and other aspects of the business side of a medical practice.

Electronic medical records are also referred to as electronic health records (EHRs), digital medical records or computerized medical records. By generally accepted definition, an EMR is an electronic record of patients' medical histories, created and stored at a single location. Meanwhile, an EHR is the comprehensive collection of patient medical records created and stored at multiple locations.

Collectively, the EMR, and EPM and are transforming the way modern physician offices and clinics operate. This market has evolved with the growth of the Internet, the computer and specialized software. One factor for its growth is the benefits that it provides to physician offices. It is the belief of the Company that the following are the minimum benefits that should be realized with a successful implementation:

•

Improved Efficiency. Physician practices should find themselves with more time to focus on patient care as they eliminate paperwork, speed up medical charting, receive lab test results electronically, and prescribe electronically.

•

More Time for More Patients. As physicians and support staff spend less time tracking paperwork, they should be able to see more patients. EMRs should also allow physicians to complete and document patient encounters more quickly, further increasing their ability to see more patients.

•

Increased Collections. Electronic patient records provide physicians with the necessary documentation to support claims sent to insurance companies, Medicare, and Medicaid. Integrated features for E&M coding also help providers code visits appropriately and confidently. Of course, seeing more patients should naturally increase collections as well. This is one of the top benefits of electronic health records.

•

Improved Quality of Care. Features such as integrated drug databases, symptom checks, and drug interaction verification help physicians prescribe the correct medications and dosages. EMRs can also provide prompts to physicians based on inputs of patient chief complaints and/or risky demographic factors. This is another one of the many advantages of electronic health records systems.

Over and above those benefits are the incentives offered by the United States government under the Affordable Care Act and other related laws which passed the Congress in recent years and were signed into law.

A Solution for Accountable Care

Key healthcare stakeholders have proposed several solutions that fall under the general heading of Value-Driven Healthcare. The federal government's leadership in this arena includes the HITECH Act, new payment models, such as Patient Centered Medical Home, and Accountable Care Organizations (ACOs), and demonstration projects, such as the Comprehensive Primary Care Initiative. Each of these efforts hinges on the need to improve care coordination between teams of providers and streamline transitions in care—the movement of patients from one care setting to another—which remains the weakest link in the healthcare chain. An interoperable, connected EMR/EHR/EPM is a required element to improve care transitions and ensure that providers in every setting have access to the latest information on their patients and to allow patients to be involved in their own healthcare management.

In February 17, 2009, President Barack Obama signed the American Recovery & Reinvestment Act (ARRA), which incorporated the HITECH Act (HITECH) and federal Meaningful Use incentive program. HITECH provides financial incentives through the Centers for Medicare and Medicaid Services (CMS) to physicians and hospitals that prove they have adopted and are using Electronic Health Record (EHR) technology to improve both the quality and cost-effectiveness of patient care. Studies demonstrate that effective use of EMR/EHRs can reduce medical errors, improve clinical quality and lead to better patient outcomes by enabling real-time access to patient records, medical information and best practices, and electronic connectivity to all healthcare stakeholders, including patients. In addition to other components of the law, the ARRA provides for what is expected to be approximately $30 billion in funds to encourage health information technology utilization.

COMPETITION

The market for our products and services is intensely competitive and is characterized by rapidly evolving technology and product standards, technology and user needs and the frequent introduction of new products and services. Some of our competitors may be more established, benefit from greater name recognition and have substantially greater financial, technical, and marketing resources than we do. There are numerous companies that offer acute and/or ambulatory EMR/EHR (along with related services) and practice management products, and the market place remains fragmented. We face competition from several types of organizations, including providers of practice management solutions, electronic prescribing solutions, ambulatory and acute care EHR solutions, hospital computerized physician order entry, emergency department information systems, analytics, performance management and care management solutions, post-acute discharge management solutions, and homecare solutions.

The leading industry participants in the physician healthcare information systems and services market include Allscripts Healthcare Solutions, Inc., athenahealth Inc., Cerner Corporation, eClinicalWorks Inc., Emdeon, Epic Systems Corporation, General Electric Company, Greenway Medical, McKesson Corporation, Quality Systems, Inc., The Trizetto Group, Inc., Vitera Healthcare Solutions and Wellsoft Corporation. However, because of the size and experience the Company does not deem them to be as direct competitors.

Several smaller, start-up companies which have been successful over the past several years would include Practice Fusion, CareCloud, ElationEMR, DrChrono and Modernizing Medicine.

All of these competitors have been in business longer and have much more financial support for their operations. There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures that we face will not materially adversely affect our business, financial condition and results of operations.

Employees and Employment Agreements

The Company does not have any employees besides Dr. Robert Zayas who is our Chief Executive Officer/Chief Financial Officer ("Officer"). Any administrative, marketing, technical, IT and/or software development work that is not handled by the Officer is outsourced to qualified professionals as deemed necessary.

Facilities

We do not own any real property. Our principal executive offices are located at 12121 Jones Rd., Houston, TX 77070, the offices of our sole Director and Chief Executive Officer, for which we pay no rent. We believe that our current facilities are sufficient to meet our needs for the foreseeable future.

ITEM 1A. RISK FACTORS

As a smaller-reporting company, we are not required to provide the information required by this item.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property. Our principal executive offices are located at 12121 Jones Rd., Houston, TX 77070, the offices of our sole Director and Chief Executive Officer, for which we pay no rent. We believe that our current facilities are sufficient to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is not currently quoted for traded on any market.

Dividends

The Company has never paid cash dividends on its common stock. The declaration and payment of dividends is within the discretion of the Company's board of directors and will depend, among other factors, on earnings and debt service requirements as well as the operating and financial condition of the Company. At the present time, the Company's anticipated working capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business. Accordingly, the Company does not expect to pay a cash dividend within the foreseeable future.

Shareholders

As of December 31, 2015, there were 25 shareholders and 33,500,000 shares of Common Stock outstanding.

The holders of common stock are entitled to one vote per share of common stock on all matters to be vote on by the stockholders. There are no cumulative voting rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors out of funds legally available for dividends. In the event of a liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in the net assets remaining after payment in full of all liabilities, subject to the prior rights of preferred stock, if any, then outstanding. There are no redemption or sinking fund provisions applicable to the common stock.

Transfer Agent

The Transfer Agent for the Company's Common Stock is VStock Transfer, 18 Lafayette Pl., Woodmere, NY 11598.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have issued no unregistered securities within the period covered by this report, which have not previously been reported on Form 10-Q or Form 8-K.

We have made no sale of registered securities during the period covered by this report.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2015.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of certain factors affecting Registrant's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein under Item 8 below.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Registrant's future profitability; the uncertainty as to the demand for Registrant's services; increasing competition in the markets that Registrant conducts business; the Registrant's ability to hire, train and retain sufficient qualified personnel; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth.

Plan of Operation

The Company operates its business primarily, as described above, as well as through entities that may be formed or acquired in the future.

Results of Operations 2015-2014

Analysis of the calendar years ended December 31, 2015 and December 31, 2014.

Revenues

For the year ended December 31, 2015, we had no revenues as was the case in the year ended December 31, 2014.

Cost of Sales

For the year ended December 31, 2015, we had no cost of sales as was the case in the year ended December 31, 2014.

G & A Expenses

G&A expense were $105,908 for the year ended December 31, 2015 compared to $112,170 for the year ended December 31, 2014, a decrease of $6,262 or 5.6%.

Other income and expenses

Other items consisted of interest expense of $6,560 in the year ended December 31, 2015 and $6,560 in the year ended December 31, 2014.

Net income (loss)

Net Income decreased to a loss of $112,468 for the year ended December 31, 2015 from net income loss of $121,423 for the year ended December 31, 2014, a decrease of $45.

Liquidity and Capital Resources 2015-2014

Analysis of the fiscal years ended December 31, 2015 and December 31, 2014:

On December 31, 2015 the Company had total assets of $19,791 compared to $21,729 on December 31, 2014 a decrease of $1,938 or 9%. The Company had total liabilities of $299,958 on December 31, 2015 compared to $189,398 on December 31, 2014 an increase of $110,560 or 58%. The Company had a total stockholders' equity deficit of ($280,137) on December 31, 2015 compared to a stockholders' deficit of $167,669 on December 31, 2014. The Company's decrease in assets resulted from the depreciation costs and the increase was due to the accrual of minimum royalty fees due Dr. Zayas. The Company does not believe that it can maintain its current operating levels out of remaining cash which was $7,148 as of December 31, 2015. In order to ensure continued operations, the Company must raise additional capital through the sale of debt, stock or convertible debt, the latter two of which would have a dilutive effect upon the currently issued and outstanding shares of the Company's common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the consolidated financial statements in Part 1 of this Annual Report on Form 10-K for information related to new accounting pronouncements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to a smaller reporting Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2015 or any interim period. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

ITEM 9A. CONTROLS AND PROCEDURES.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2015.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2016.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The following sets forth the names and ages of all of our directors and executive officers as of the date of this annual report. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

The following persons constitute all of the Company's Executive Officers and Directors:

NAME	AGE	POSITION
Robert Zayas, M.D.	45	President, Chief Executive Officer, Secretary, Chief Financial Officer and Director

Robert Zayas, M.D. - Dr. Robert Zayas, also known as Dr. Roberto Zayas, Jr., is a licensed physician in Texas and Florida. From 1992 to present, Dr. Zayas has been a medical doctor in private practice with offices in Houston, Dallas, Waco, Corpus Christi and San Antonio, Texas. From 2002 through 2007, Dr. Zayas was the founder of the Internet Medical Clinics and a consultant for medical technologies and medical software development as they relate to the outpatient medical clinic for groups, such as Galen Capital and Pion Group as well as the former Internet Medical Clinics. He is currently the owner of the Internet Medical Clinics. Dr. Zayas is experienced in medical software and medical technologies as they relate to the outpatient medical office and in outpatient medical office management. Dr. Zayas is further experienced in Bariatrics and in natural bio-identical hormone replacement therapy.

Dr. Zayas is the holder of US Patent # 6,850.889 – System and Method for Conducting a Physician-Patient Consultation, February, 2005 – author. He has authored various publications related to Bariatrics, Emergency Room Screening of HIV and Tuberculosis patients and Emergency Room screening of myocardial infarction patients, while in medical school at Johns Hopkins University. Dr. Zayas also authored a publication related to Organic Fluorinated "Burst" Polymers, while an undergraduate at Harvard University.

Dr. Zayas attended Harvard University and earned a degree Cum Laude in Chemistry. He subsequently attended Johns Hopkins Medical School from 1992 through 1996. He also attended Baylor Medical School during this time as transitional residency. Dr. Zayas is a member in the Harris County Medical Society, Texas medical Association, Florida Medical Association and a past member of the Hispanic American Medical Association of Houston and of HIMMS.

Beginning on May 1, 2012, Dr. Zayas has served as Chairman of the Board of VIP Loyalty Corp., a Houston, Texas based company engaged in Direct Response Marketing. On September 12, 2012, he was named as Chief Executive Officer of VIP Loyalty Corp. On December 31, 2013, he resigned as an officer and director of VIP Loyalty Corp.

Each director is elected for one year at the annual meeting of stockholders and serves until the next annual meeting or until a successor is duly elected and qualified. Executive officers serve at the discretion of our board of directors. There are no family relationships among any of the directors and executive officers.

Code of Ethics

The Company has not adopted a Code of Ethics for Senior Financial Officers.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of the Company's directors and executive officers, and any beneficial owner of more than 10 percent of the Company's common stock, to file reports with the SEC. These include initial reports and reports of changes in the individual's beneficial ownership of the Company's common stock. Such persons are also required by SEC regulations to furnish the Company with copies of such reports.

Audit Committee and Audit Committee Financial Expert

The Company does not have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, or a committee performing similar functions. The board of directors has determined that the Company does not have an audit committee financial expert serving on the board. The Company does not have an audit committee financial expert because it has been unable to attract and compensate an individual with the necessary skills to serve in such role. The Company intends to identify and appoint a financial expert when possible.

ITEM 11. EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table

During fiscal years ended December 31, 2015 and December 31, 2014, Dr. Zayas received no compensation. IN the yar ended December 31, 2013, Dr. Zayas received no cash compensation, but he did receive an award of shares of the Company's Common Stock totaling 5,000,000 shares which were valued at par or $5,000.00. There are no current employment agreements between the Company and its executive officer or understandings regarding future compensation.

Summary Compensation Table - Executive Officers

The compensation of the named executive officers for the last two completed fiscal years ended December 31, 2014 and December 31, 2015 is shown below:

Name and principal position	Year	Salary	Bonus	Stock Award	Option Award	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Robert Zayas, M.D.,	2014	$-	$-	$-	$-	$-	$-	$-	$-
CEO President Secretary and CFO	2015	$-	$-	$-	$-	$-	$-	$-	$-

Stock Options/SAR Grants

The Company has not granted any stock options or stock appreciation rights since our date of inception on August 10, 2005.

We anticipate that we will adopt a stock option plan, pursuant to which shares of our common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, directors and consultants. Our Board of Directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Our stock option plan and the stock option agreements will provide that options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

Long-Term Incentive Plans

As of December 31, 2015, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end

As of the year ended December 31, 2015, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

 OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Unexercisable Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Robert Zayas, M.D, President, CEO, Secretary and CFO	-	-	-	-	n/a	-	-	-	-

Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Employment Contracts

We currently do have any employment contracts with any of our officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director and executive officer and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2015, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2015, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2015, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31 2015, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of voting common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name	Number of Shares Beneficially Owned	Beneficial Ownership Percentage(1)
5% Stockholders
Robert Zayas, M.D. (2)(3)	25,000,000	76.12%
General Pacific Partners LLC (4)	4,200,000	12.53%

Directors and Named Executive Officers
Robert Zayas, M.D. (2)(3)	25,000,000	76.12%
All directors and executive officers as a group (1 person)	25,000,000	76.12%

_________________

(1)

Beneficial ownership is calculated in accordance with SEC rules and regulations. For the purpose of computing the percentage ownership of each beneficial owner, any securities that were not outstanding but that were subject to options, warrants, rights or conversion privileges held by such beneficial owner exercisable within 60 days were deemed to be outstanding in determining the percentage owned by such person, but were not deemed outstanding in determining the percentage owned by any other person.

(2)	The address is 12121 Jones Rd., Houston, TX 77070.

(3)

Of these 25,000,000 shares, 19,000,000 shares are held in the name of Z Management Healthcare L.P., whose general partner is Z Healthcare Systems, Inc., a Texas corporation, whose majority shareholder is Robert Zayas, M.D.

(4)	The address P.O. Box 12589, Newport Beach, CA 92658.

Changes in Control - We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

When the Company is contemplating entering into any transaction in which any executive officer, director, nominee or any family member of the foregoing would have any direct or indirect interest, regardless of the amount involved, the terms of such transaction have to be presented to the full board of directors (other than any interested director) for approval. The board has not adopted a written policy for related party transaction review but when presented with such transaction, they are discussed by the full board of directors and documented in the board minutes.

Director Independence

Our board of directors affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which include all elements of independence set forth in NASDAQ Rule 4200(a)(15). Based on this standard, the board of directors has determined that it currently it has no members who qualify as "independent."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last three fiscal years for professional services rendered by the principal accountant for our audit of annual consolidated financial statements and reviews of our interim consolidated financial statements included in our Form 10-Q and Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

Audit Fees 2014: $3,500.

Audit Fees 2015: $3,500.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee Policies and Procedures

As of the date of this Annual Report, the Company does not have an established audit committee. The appointment of John Scrudato CPA was approved by the Board of Directors as the principal auditors for the Company. There are no board members that are considered to have significant financial experience. When independent directors with the appropriate financial background join the board, the board plans to establish an audit committee, which will then adopt an appropriate charter and pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

(b) Exhibits

No.	Description	Location

3.1.1	Articles of Organization of IMC Holdings, LLC, filed with Texas Secretary of State on August 10, 2005, as amended.	Incorporated by reference to Exhibit 3.1.1 to the Company's Registration Statement on Form 10, filed with the Securities and Exchange Commission on July 24, 2015.

3.1.2	Articles of Incorporation of IMC Holdings, Inc. filed with Nevada Secretary of State on August 26, 2011.	Incorporated by reference to Exhibit 3.1.2 to the Company's Registration Statement on Form 10, filed with the Securities and Exchange Commission on July 24, 2015.

3.1.3	Articles of Merger of IMC Holdings, LLC into IMC Holdings, Inc. filed with Nevada Secretary of State on August 3, 2012.	Incorporated by reference to Exhibit 3.1.3 to the Company's Registration Statement on Form 10, filed with the Securities and Exchange Commission on July 24, 2015.

3.1.4	Certificate of Merger of IMC Holdings, LLC into IMC Holdings, Inc. filed with Texas Secretary of State on August 10, 2012.	Incorporated by reference to Exhibit 3.1.4 to the Company's Registration Statement on Form 10, filed with the Securities and Exchange Commission on July 24, 2015.

3.2	Corporate Bylaws for IMC Holdings Inc., Inc.	Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10, filed with the Securities and Exchange Commission on July 24, 2015.

10.1	Technology License Agreement dated September 1, 2012.	Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10, filed with the Securities and Exchange Commission on July 24, 2015.

10.2	Agreement and Plan of Merger dated August 8, 2012	Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10, filed with the Securities and Exchange Commission on July 24, 2015.

21	List of Subsidiaries	Provided herewith.

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

101

The following financial information from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

Provided herewith

SIGNATURES

In accordance the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMC HOLDINGS, INC.

Date: April 14, 2016	By:	/s/ Robert Zayas, M.D.
Robert Zayas, M.D.
Chief Executive Officer & Principal Executive Officer

	By:	/s/ Robert Zayas, M.D.
Robert Zayas, M.D.
Chief Financial Officer & Principal Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2016.

Signatures	Title	Date

/s/ Robert Zayas, M.D.	Director	April 14, 2016
Roibert Zayas, M.D.

IMC HOLDINGS INC.

 Financial Statements

For the years ended December 31, 2015 and 2014 (Audited)

Scrudato & Co., PA

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
IMC Holdings, Inc.

We have audited the accompanying balance sheet of IMC Holdings, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IMC Holdings, Inc. at December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that IMC Holdings, Inc. will continue as a going concern. As more fully described in Note 9, the Company had an accumulated deficit at December 31, 2015, a net loss and net cash used in operating activities for the fiscal year then ended. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Scrudato & Co., PA

Califon, New Jersey
April 7, 2016

John Scrudato CPA, 7 Valley View Drive, Califon NJ 07830

Registered Public Company Accounting Oversight Board Firm

IMC HOLDINGS INC.

BALANCE SHEETS

	December 31,	December 31,
	2015	2014
	(Audited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$7,148	$7,178
Total current assets	7,148	7,178

Property and equipment, net	0	0

Licenses, net	12,643	14,551
Total assets	19,791	21,729

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued liabilities	$234,363	$123,803
Advance from related party	65,595	65,595
Total current liabilities	299,958	189,398

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2015 and 2014	-	-
Common stock, $0.001 par value, 125,000,000 shares authorized, 33,500,000 shares and 25,500,000 shares issued and outstanding at December 31, 2015 and 2014	33,500	33,500
Additional paid in capital	8,550	8,550
Retained Deficit	(322,187)	(209,719)
Total stockholders' deficit	(280,137)	(167,669)
Total liabilities and stockholders' deficit	$19,821	$21,729

"See accompanying notes to financial statements."

IMC HOLDINGS INC.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2015	For the year ended December 31, 2014
	(Audited)	(Audited)

Revenues	$0	$0

Operating expenses
Depreciation and amortization	0	2,693
General and administrative	105,908	112,170
Total operating expenses	105,908	114,863

Loss from continuing operations	(105,908)	(114,863)

Other income (expense)
Interest expense	(6,560)	(6,560)
Total other income (expense)	(6,560)	(6,560)

Loss from continuing operation before income tax	(112,468)	(121,423)

Provision for tax	0	0

Net loss	$(112,468)	$(121,423)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	33,500,000	30,869,863

"See accompanying notes to financial statements."

IMC HOLDINGS INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - (AUDITED)

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	Preferred Shares		Common Shares		Additional Paid-in	Accumulated
	Number	Par Value	Number	Par Value	Capital	Deficit	Total

Balance - December 31, 2012	-	$-	25,500,000	$25,500	$8,550	$(67,984)	$(33,934)

Net loss	-	-	0	0	0	(20,312)	(20,312)
Balance - December 31, 2013	-	-	25,500,000	25,500	8,550	(88,296)	(54,246)

Stock issued for services	-	-	8,000,000	8,000	0	0	8,000
Net loss year ended	-	-	0	0	0	(121,423)	(121,423)
Balance - December 31, 2014	-	-	33,500,000	33,500	8,550	(209,719)	(167,669)

Net loss year ended	-	-	0	0	0	(112,468)	(112,468)
Balance - December 31, 2015	-	$-	33,500,000	$33,500	$8,550	$(322,187)	$(280,137)

"See accompanying notes to financial statements."

IMC HOLDINGS INC.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2015	For the year ended December 31, 2014
	(Audited)	(Audited)
Cash flows from operating activities:
Net loss	$(112,468)	$(121,423)
in operating activities:
Depreciation and amortization	0	2,693
Stock issued for services	0	8,000
Increase in current liabilities:	0	0
Accrued liabilities	112,468	110,560
Net cash used in operating activities	0	(170)

Cash flows from investing activities:
Purchase of property and equipment	0	0
Cash invested for acquisition of entity	0	0
activities	0	0

Cash flows from financing activities:
Cash proceeds from sale of stock	0	0
Cash proceeds from relaled party	0	0
Net cash provided by financing activities	0	0

Net increase in cash and cash equivalents	0	(170)

Cash and cash equivalents, beginning balance	7,178	7,348

Cash and cash equivalent, ending balance	$7,178	$7,178

information:
Cash paid for income taxes	$0	$0
Cash paid for interest	$0	$0

Supplemental disclosures of non-cash investing and financing activities:
None	$0	$0

"See accompanying notes to financial statements."

IMC HOLDINGS INC.

Notes to Financial Statements

As of December 31, 2015

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

As of December 31, 2015

Property and Equipment

Property and equipment consists of furniture and office equipment which is recorded at cost and is depreciated on a straight-line basis over its estimated useful life of three years.

Long-lived Assets

In accordance with ASC 360, "Property, Plant, and Equipment", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. Through September 30, 2013, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company's products or services will continue which could result in an impairment of long-lived assets in the future.

Intangible Assets

Intangible Assets are stated at cost, less accumulated amortization. Amortization is provided using the straight-line method over the estimated useful life of ten years. The Company periodically reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. No impairment charge was recorded for the three months ended March 31, 2015 and for the two year period ended December 31, 2014 and 2013, respectively.

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

IMC HOLDINGS INC.

Notes to Financial Statements

As of December 31, 2015

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

IMC HOLDINGS INC.

Notes to Financial Statements

As of December 31, 2015

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2015 and 2014, there were no potentially dilutive common shares outstanding during the period.

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

Business segments

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2015.

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

As of December 31, 2015

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	12/31/2015	12/31/2014
Furniture and equipment	$3,770	$3,770
Less: accumulated depreciation	(3,770)	(3,770)
Total	$0	$0

Depreciation expense for the years ended December 31, 2015 and 2014 was $ 0 and $ 2,693.

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

As of December 31, 2015

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

The Company has capitalized costs of acquiring the rights to use Software Licenses for a ten year period which consisted of the following at:

	12/31/2015	12/31/2014
Software license	$19,000	$19,000
Less: accumulated amortization	(6,357)	(4,449)
Total	$12,643	$14,551

The Company amortizes the Software License costs using the straight line method over the estimated useful life of ten years. The Company recorded an amortization expense of $ 1,900 and $ 1,900 for the years ended December 31, 2015 and 2014.

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

Total minimum Software License commitments of the Company at December 31, 2015 are as follows:

For the year ended December 31,	Amount
2016	99,000
2017	99,000
2018	99,000
2019	99,000
2020 & Beyond	0
Total	$396,000

IMC HOLDINGS INC.

Notes to Financial Statements

As of December 31, 2015

NOTE 7 – EQUITY TRANSACTIONS

On May 1, 2014, the Company issued 3,000,000 shares of its common stock to General Pacific Partners as compensation for consulting services.

The Company has not established a stock option plan nor has issued any stock options and warrants outstanding as of December 31, 2015.

As a result of all common stock issuances as of December 31, 2015, the Company had 33,500,000 shares of common stock issued and outstanding.

NOTE 8 – NET INCOME (LOSS) PER SHARE

The following table sets forth the information used to compute basic and diluted net income per share attributable to IMC Holdings, Inc. for the years ended December 31, 2015 and 2014:

	31-Dec-15	31-Dec-14
Net Income (Loss)	$(112,468)	$(116,423)

Weighted-average common shares outstanding basic:

Weighted-average common stock	33,500,000	33,510,690
Equivalents
Stock options	0	0
Warrants	0	0
Convertible Notes	0	0
Weighted-average common shares outstanding- Diluted	33,500,000	33,510,698

NOTE 9 – INCOME TAXES

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate of 34% to the income taxes reflected in the Statements of Operations:

	12/31/2015	12/31/2014
Tax expense at statutory rate - federal	-34%	-34%
State tax expense, net of federal benefit	0%	0%
Valuation allowance	34%	34%
Tax expense at actual rate	0%	0%

IMC HOLDINGS INC.

Notes to Financial Statements

As of December 31, 2015

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

Deferred tax assets and liabilities:	12/31/2015	12/31/2014
Net operating loss carryforward	$322,187	$209,719
Valuation allowance	(322,187)	(209,719)
Net deferred tax asset	$0	$0

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

At December 31, 2015 and 2014, the Company had deferred tax assets of approximately $322,187 and $209,719 which begin to expire in 2033. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance for the years ended December 31, 2015 and 2014 was an increase of $112,468 and $39,583, respectively.

In the normal course of business, the Company's income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740-10-15. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company's financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of tax years 2015 and 2014 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

NOTE 10 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has limited operations and consistently incurred operating losses, and as of December 31, 2015 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's capital requirements will depend on many factors including the success of the Company's development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

IMC HOLDINGS INC.

Notes to Financial Statements

As of December 31, 2015

NOTE 11 – CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2015. The Company's bank balances did not exceed FDIC insured amounts as of December 31, 2015.

NOTE 12 – SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions that occurred through the date and time our financial statements were issued for potential recognition or disclosure in the accompanying financial statements. We did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

