Form 10-Q
period 2016-03-31
IMC Holdings, Inc.
filed 2016-05-19
CIK 1587063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 19, 2016 the registrant had 33,500,000 shares of common stock outstanding.

IMC Holdings, Inc.

2

PART I

ITEM 1. FINANCIAL STATEMENTS

IMC HOLDINGS INC.

 Financial Statements

For the three months ended March 31, 2016 and 2015

IMC HOLDINGS INC.

IMC HOLDINGS INC.

BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,178	$7,178
Total current assets	7,178	7,178

Property and equipment, net	0	0

Licenses, net	12,166	12,643
Total assets	19,344	19,821

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued liabilities	$261,753	$234,363
Advance from related party	65,595	65,595
Total current liabilities	327,348	299,958

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value, 125,000,000 shares authorized, 33,500,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	33,500	33,500
Additional paid in capital	8,550	8,550
Retained Deficit	(350,054)	(322,187)
Total stockholders' deficit	(308,004)	(280,137)
Total liabilities and stockholders' deficit	$19,344	$19,821

"See accompanying notes to financial statements."

IMC HOLDINGS INC.

STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
	(Unaudited)	(Unaudited)

Revenues	$0	$0

Operating expenses
Depreciation and amortization	0	0
General and administrative	26,227	26,227
Total operating expenses	26,227	26,227

Loss from continuing operations	(26,227)	(26,227)

Other income (expense)
Interest expense	(1,640)	(1,640)
Total other income (expense)	(1,640)	(1,640)

Loss from continuing operation before income tax	(27,867)	(27,867)

Provision for tax	0	0

Net loss	$(27,867)	$(27,867)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	33,500,000	25,500,000

"See accompanying notes to financial statements."

IMC HOLDINGS INC.

STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(27,867)	$(27,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0	0
Stock issued for services	0	0
Increase in current liabilities:	0	0
Accrued liabilities	27,867	27,867
Net cash used in operating activities	0	0

Cash flows from investing activities:
Purchase of property and equipment	0	0
Cash invested for acquisition of entity	0	0
Net cash provided by (used in) investing activities	0	0

Cash flows from financing activities:
Cash proceeds from sale of stock	0	0
Cash proceeds from related party	0	0
Net cash provided by financing activities	0	0

Net increase in cash and cash equivalents	0	0

Cash and cash equivalents, beginning balance	7,178	7,348

Cash and cash equivalent, ending balance	$7,178	$7,348

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$0	$0
Cash paid for interest	$0	$0

Supplemental disclosures of non-cash investing and financing activities:
None	$0	$0

"See accompanying notes to financial statements."

IMC HOLDINGS INC.

Notes to Financial Statements

As of March 31, 2016

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

As of March 31, 2016

Property and Equipment

Property and equipment consists of furniture and office equipment which is recorded at cost and is depreciated on a straight-line basis over its estimated useful life of three years.

Long-lived Assets

In accordance with ASC 360, "Property, Plant, and Equipment", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. Through March 31, 2016, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company's products or services will continue which could result in an impairment of long-lived assets in the future.

Intangible Assets

Intangible Assets are stated at cost, less accumulated amortization. Amortization is provided using the straight-line method over the estimated useful life of ten years. The Company periodically reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. No impairment charge was recorded for the three months ended March 31, 2016, respectively.

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

As of March 31, 2016

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

IMC HOLDINGS INC.

Notes to Financial Statements

As of March 31, 2016

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At March 31, 2016 and 2015, there were no potentially dilutive common shares outstanding during the period.

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

Business segments

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of March 31, 2016.

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

As of March 31, 2016

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	3/31/2016	12/31/2015
Furniture and equipment	$3,770	$3,770
Less: accumulated depreciation	(3,770)	(3,770)
Total	$0	$0

Depreciation expense for the three months ended March 31, 2016 and 2015 was $ 0 and $ 0.

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

As of March 31, 2016

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

The Company has capitalized costs of acquiring the rights to use Software Licenses for a ten year period which consisted of the following at:

	3/31/2016	12/31/2015
Software license	$19,000	$19,000
Less: accumulated amortization	(6,834)	(4,449)
Total	$12,166	$14,551

The Company amortizes the Software License costs using the straight line method over the estimated useful life of ten years. The Company recorded an amortization expense of $477 and $477 for the three months ended March 31, 2016 and 2015.

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

Total minimum Software License commitments of the Company at March 31, 2016 are as follows:

Amount
For the year ended December 31,
2016	92,812
2017	99,000
2018	99,000
2019	99,000
2020 & Beyond	0
Total	$389,812

IMC HOLDINGS INC.

Notes to Financial Statements

As of March 31, 2016

NOTE 7 – EQUITY TRANSACTIONS

On May 1, 2014, the Company issued 3,000,000 shares of its common stock to General Pacific Partners as compensation for consulting services.

The Company has not established a stock option plan nor has issued any stock options and warrants outstanding as of March 31, 2016.

As a result of all common stock issuances as of March 31, 2016, the Company had 33,500,000 shares of common stock issued and outstanding.

NOTE 8 – NET INCOME (LOSS) PER SHARE

The following table sets forth the information used to compute basic and diluted net income per share attributable to IMC Holdings, Inc. for the three months ended March 31, 2016 and 2015:

	31-Mar-16	31-Mar-15
Net Income (Loss)	$(27,867)	$(27,867)

Weighted-average common shares outstanding basic:

Weighted-average common stock	33,500,000	33,510,690
Equivalents
Stock options	0	0
Warrants	0	0
Convertible Notes	0	0
Weighted-average common shares outstanding- Diluted	33,500,000	33,510,698

NOTE 9 – INCOME TAXES

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate of 34% to the income taxes reflected in the Statements of Operations:

	3/31/2016	12/31/2015
Tax expense at statutory rate - federal	-34%	-34%
State tax expense, net of federal benefit	0%	0%
Valuation allowance	34%	34%
Tax expense at actual rate	0%	0%

IMC HOLDINGS INC.

Notes to Financial Statements

As of March 31, 2016

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2016 and December 31, 2015 are as follows:

Deferred tax assets and liabilities:	3/31/2016	12/31/2015
Net operating loss carryforward	$(350,054)	$(322,187)
Valuation allowance	350,054	322,187
Net deferred tax asset	$0	$0

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

At March 31, 2016 and December 31, 2015, the Company had deferred tax assets of approximately $350,054 and $322,187 which begin to expire in 2033. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance for the three months ended March 31, 2016 was an increase of $112,468, respectively.

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

NOTE 10 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has limited operations and consistently incurred operating losses, and as of March 31, 2016 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's capital requirements will depend on many factors including the success of the Company's development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

IMC HOLDINGS INC.

Notes to Financial Statements

As of March 31, 2016

NOTE 11 – CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2016. The Company's bank balances did not exceed FDIC insured amounts as of March 31, 2016.

NOTE 12 – SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions that occurred through the date and time our financial statements were issued for potential recognition or disclosure in the accompanying financial statements. We did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company presently has limited capital resources to enable it to fund its planned operations. We anticipate that we have the ability to fund our operations for a period of 3 months. However, this will not allow us to roll-out the implementation of our software products in the marketplace. To do that we will need an estimated $ 500,000.

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

Results of Operations 2016-2015

Analysis of the three months ended March 31, 2016 and 2015.

Revenues

For the three months ended March 31, 2016 we had $0 in revenue and $0 in revenue for the quarter ending March 31, 2015.

Cost of Sales

For the three months ended March 31, 2016 we had $0 in cost of revenue and $0 in cost of revenue for the quarter ending March 31, 2015.

Operating Expenses

Operating expense were $26,227 for the three months ended March 31, 2016 as compared to $26,227 for the three months ended March 31, 2015.

Other income and expenses

Other items had a net expense of $1,640 for the three months ended March 31, 2016 as compared to net other expense of $1,640 for the three months ended March 31, 2015. In both periods the expense was due to interest accruals.

Net income (loss)

Net Income (loss) was a loss of $ 27,867 for the three months ended March 31, 2016 as compared to a net loss of $27867 for the three months ended March 31, 2015.

Liquidity and Capital Resources

On March 31, 2016 we had cash and cash equivalents totaling $7,178. At this time, those balances were not sufficient to fund our operations for extended periods into the future.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. In preparing our financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. Actual results may differ from those estimates under different assumptions or conditions. We believe that the following represents our critical accounting policies:

●

Going concern. Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2015 with respect to this uncertainty. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of March 31, 2016. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company's limited resources and limited number of employees, management concluded that, as of March 31, 2016, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

(b) Reports on Form 8-K.

None

EXHIBIT NO.	DESCRIPTION

3(i)	*Articles of Incorporation as amended

3(vi)	*Bylaws

21	Subsidiaries

CERTIFICATIONS

31.1	Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files pursuant to Rule 405 of Regulation S-T

* Incorporated herein by reference from filings previously made by the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 19th day of May, 2016.

IMC Holdings, Inc.

Signature	Title

/s/ Robert Zayas, M.D.	President and Chief Financial Officer
Robert Zayas, M.D.

